Form 10-Q
period 2002-06-30
ATNL INC; PURITAN MEDICAL PRODUCTS INC; AIRGAS SPECIALTY GASES INC; AIRGAS SOUTHWEST INC; AIRGAS NOR PAC INC; AIRGAS GULF STATES INC; AIRGAS MID AMERICA INC; AIRGAS EAST INC; RED D ARC INC; AIRGAS CARBONIC INC
filed 2002-08-13
CIK 1158063, 1158061, 1158059, 1158054, 1158052, 1158050, 1158047, 1158045, 1158062, 1158058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Commission file number: 1-9344

AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
259 North Radnor-Chester Road, Suite 100 Radnor, PA	19087-5283
(Address of principal executive offices)	(ZIP code)
(610) 687-5253 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Common Stock outstanding at August 6, 2002: 71,264,439 shares

AIRGAS, INC.

FORM 10-Q
June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Net sales
Distribution	$422,055	$378,314
Gas Operations	35,613	37,361

Total net sales	457,668	415,675

Costs and expenses
Cost of products sold (excluding depreciation)
Distribution	211,449	198,903
Gas Operations	10,817	13,320
Selling, distribution and administrative expenses	176,299	152,719
Depreciation	18,459	15,672
Amortization	1,740	2,277
Special charges	2,694	—

Total costs and expenses	421,458	382,891

Operating income
Distribution	32,700	26,571
Gas Operations	6,204	6,213
Special charges	(2,694)	—

Total operating income	36,210	32,784

Interest expense, net	(13,121)	(10,913)
Discount on securitization of trade receivables	(851)	(1,492)
Other income (expense), net	(123)	(193)
Equity in earnings of unconsolidated affiliates	932	913

Earnings before income taxes and the cumulative effect of a change in accounting principle	23,047	21,099
Income taxes	9,003	7,648

Earnings before the cumulative effect of a change in accounting principle	14,044	13,451
Cumulative effect of a change in accounting principle	—	(59,000)

Net earnings (loss)	$14,044	$(45,549)

Basic earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.20	$.20
Cumulative effect per share of a change in accounting principle	—	(.88)

Net earnings (loss) per share	$.20	$(.68)

Diluted earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.20	$.20
Cumulative effect per share of a change in accounting principle	—	(.87)

Net earnings (loss) per share	$.20	$(.67)

Weighted average shares outstanding:
Basic	69,900	67,400

Diluted	72,000	68,400

Comprehensive income (loss)	$14,920	$(49,268)

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited) June 30, 2002	March 31, 2002
ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $8,334 at June 30, 2002 and $8,176 at March 31, 2002	$92,060	$88,634
Inventories, net	151,972	154,045
Deferred income tax asset, net	13,210	13,210
Prepaid expenses and other current assets	28,060	47,654

Total current assets	285,302	303,543

Plant and equipment, at cost	1,317,336	1,309,001
Less accumulated depreciation	(432,096)	(415,986)

Plant and equipment, net	885,240	893,015
Goodwill	409,741	406,548
Other intangible assets, net	23,690	25,718
Investments in unconsolidated affiliates	65,303	64,626
Other non-current assets	30,199	23,607

Total assets	$1,699,475	$1,717,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$74,995	$82,485
Accrued expenses and other current liabilities	108,394	136,390
Current portion of long-term debt	1,327	2,456

Total current liabilities	184,716	221,331

Long-term debt	767,647	764,124
Deferred income taxes, net	187,275	198,173
Other non-current liabilities	31,890	30,343
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at June 30, 2002 and March 31, 2002	—	—
Common stock, par value $.01 per share, 200,000 shares authorized, 75,921 and 75,193 shares issued at June 30, 2002 and March 31, 2002, respectively	759	752
Capital in excess of par value	206,941	198,500
Retained earnings	359,225	345,181
Accumulated other comprehensive loss	(3,525)	(4,401)
Treasury stock, 547 common shares at cost at June 30, 2002 and March 31, 2002, respectively	(4,289)	(4,289)
Employee benefits trust, 4,133 and 4,331 common shares at cost at June 30, 2002 and March 31, 2002, respectively	(31,164)	(32,657)

Total stockholders' equity	527,947	503,086

Total liabilities and stockholders' equity	$1,699,475	$1,717,057

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$14,044	$(45,549)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	20,199	17,949
Deferred income taxes	(11,396)	2,700
Equity in earnings of unconsolidated affiliates	(932)	(913)
Losses on divestitures	241	—
Losses on sales of plant and equipment	246	89
Stock issued for employee stock purchase plan	2,227	1,562
Cumulative effect of a change in accounting principle	—	59,000
Other non-cash charges	—	517
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	6,400	64,100
Trade receivables, net	(12,697)	(2,408)
Inventories, net	(348)	(2,946)
Prepaid expenses and other current assets	19,737	6,186
Accounts payable, trade	(6,957)	1,232
Accrued expenses and other current liabilities	(17,787)	1,069
Other assets and liabilities, net	2,429	(3,499)

Net cash provided by operating activities	15,406	99,089

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,427)	(16,991)
Proceeds from sales of plant and equipment	1,102	309
Proceeds from divestitures	3,167	—
Business acquisitions, settlement of acquisition related liabilities	(4,342)	—
Dividends and fees from unconsolidated affiliates	684	784
Other, net	1,281	2,328

Net cash used in investing activities	(12,535)	(13,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	93,400	57,371
Repayment of debt	(96,100)	(137,856)
Exercise of stock options	4,331	826
Cash overdraft	(4,502)	(5,860)

Net cash used in financing activities	(2,871)	(85,519)

Change in Cash	$—	$—
Cash—Beginning of period	—	—

Cash—End of period	$—	$—

Cash paid during the period for:
Interest	$20,733	$9,567
Income taxes, net of refunds	$(1,232)	$9,020

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and generally consist of 20 - 50% owned operations where control does not exist. Intercompany accounts and transactions are eliminated in consolidation.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the fiscal year ended March 31, 2002.

        The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the accounting changes and special charges, which are discussed in these notes to the consolidated financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2)  ACCOUNTING CHANGES

SFAS 142

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company adopted SFAS 142 retroactively to April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. Upon adoption of SFAS 142, the Company performed an evaluation of goodwill, which indicated that goodwill recorded in the Distribution segment associated with its industrial tool reporting unit was impaired as of April 1, 2001. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge. The financial statements presented for the quarter ended June 30, 2001 have been revised to reflect the $59 million charge as the cumulative effect of a change in accounting principle, as required under SFAS 142.

SFAS 144

        On April 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as required. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

(3)  ACQUISITIONS & DIVESTITURES

(a) Acquisitions

        On February 28, 2002, the Company purchased the majority of Air Products and Chemicals, Inc.'s ("Air Products") U.S. packaged gas business. Below is a rollforward of the preliminary purchase price allocation to each major asset and liability caption of the acquired packaged gas business. Such allocations have been based on preliminary estimates of fair value at the date of acquisition and are subject to revision as better estimates, such as third-party appraisals, are obtained. The purchase accounting reflects $1.8 million of costs to close certain acquired facilities and severance for 129 employees.

(In thousands)	March 31, 2002	Revisions	June 30, 2002
Current assets	$27,049	$(1,283)	$25,766
Property, plant and equipment, net	197,674	(3,480)	194,194
Goodwill	22,208	4,306	26,514
Intangible assets	3,786	—	3,786
Current liabilities	(8,635)	(676)	(9,311)
Long-term liabilities	(812)	812	—

Total	$241,270	$(321)	$240,949

(b) Divestitures

        In May 2002, the Company completed the sale of Kendeco, an industrial tool business in the Distribution segment, for cash proceeds of $3.2 million. Kendeco had sales of approximately $18 million and operating income of approximately $200 thousand during fiscal 2002. During the quarter ended June 30, 2002, the Company also resolved an indemnity claim related to a prior period divestiture. Other income (expense), net, in the quarter ended June 30, 2002 includes a $241 thousand net loss from these divestiture-related transactions.

(4)  SPECIAL CHARGES

        During the quarter ended June 30, 2002, the Company recorded special charges of $2.7 million consisting of a restructuring charge related to the integration of the business acquired from Air Products during the fourth quarter of fiscal 2002 and costs related to the consolidation of the Company's procurement function. The special charges include facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities to be exited and the affected employees were part of the Company's existing operations prior to the acquisition of the Air Products business.

(5)  EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of the Company's common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants.

        The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,
(In thousands)
	2002	2001
Weighted average common shares outstanding:
Basic	69,900	67,400
Stock options and warrants	2,100	1,000

Diluted	72,000	68,400

(6)  TRADE RECEIVABLES SECURITIZATION

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement expires in December 2003, but the initial term is subject to renewal provisions contained in the agreement. During the quarter ended June 30, 2002, the Company sold, net of its retained interest, $538.9 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $398.5 million in collections on those receivables. The amount of outstanding receivables under the agreement was $140.4 million at June 30, 2002 and $134 million at March 31, 2002. Net proceeds received by the Company pursuant to the securitization agreement were used to reduce borrowings on its revolving credit facilities.

        The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. A subordinated retained interest of approximately $45 million and $41 million are included in "Trade receivables" in the accompanying Consolidated Balance Sheets at June 30, 2002 and March 31, 2002, respectively. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. The Company also maintains an allowance for doubtful accounts on trade receivables that it retains.

(7)  INVENTORIES, NET

        Inventories, net, consist of:

(In thousands)	(Unaudited) June 30, 2002	March 31, 2002
Hardgoods	$136,615	$139,034
Gases	15,357	15,011

	$151,972	$154,045

        Net inventories determined by the LIFO inventory method totaled $14.6 million and $15.2 million at June 30, 2002 and March 31, 2002, respectively. If the FIFO inventory method had been used for these inventories, they would have been $1.3 million higher at both June 30, 2002 and March 31, 2002, respectively. Substantially all of the inventories are finished goods.

(8)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities include:

(In thousands)	(Unaudited) June 30, 2002	March 31, 2002
Cash overdraft	$2,917	$7,419
Accrued payroll and employee benefits	23,311	32,443
Business insurance reserves	14,327	13,266
Health insurance reserves	9,529	7,628
Accrued interest expense	10,715	17,255
Litigation reserves	1,265	11,292
Taxes other than income taxes	11,616	10,441
Other accrued expenses and current liabilities	34,714	36,646

	$108,394	$136,390

        The cash overdraft is attributable to the float of the Company's outstanding checks. Accrued payroll and employee expenses decreased primarily due to the payment of prior year bonuses. The decrease in accrued interest expense resulted from interest paid during the quarter related to the senior subordinated notes. Litigation reserves decreased due to the payment of the prior year Praxair, Inc. litigation settlement.

(9)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company's involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

        At June 30, 2002, the Company had a notional amount of $164 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate borrowings under the revolving credit facilities and operating leases to fixed interest rate instruments. During the quarter ended June 30, 2002, the Company recorded a net change in the fair value of the fixed interest rate swap agreements of $664 thousand as accumulated other comprehensive income (loss). The net additional interest payments made under these swap agreements during the quarter were recognized in interest expense. Over the next 12 months, the Company expects to reclassify approximately $1.4 million of the deferred loss from accumulated other comprehensive income (loss) to interest expense as swap agreements mature.

        At June 30, 2002, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at June 30, 2002 was $10.7 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

(10) GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the net carrying amount of goodwill for the three months ended June 30, 2002, were as follows:

(In thousands)	Distribution Segment	Gas Operations Segment	Total
Balance at March 31, 2002	$332,325	$74,223	$406,548
Acquisitions—adjustments	3,881	425	4,306
Divestitures	(1,531)	—	(1,531)
Other adjustments	375	43	418

Balance at June 30, 2002	$335,050	$74,691	$409,741

        Other intangible assets amounted to $23.7 million (net of accumulated amortization of $79.3 million) and $25.7 million (net of accumulated amortization of $77.6 million) at June 30, 2002 and March 31, 2002, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: 2003—$4.6; 2004—$6.2; 2005—$4.3; 2006—$3.7; and $4.9 thereafter.

(11) STOCKHOLDERS' EQUITY

        Changes in stockholders' equity were as follows:

(In thousands of shares)	Shares of Common Stock $.01 Par Value	Treasury Stock	Employee Benefits Trust
Balance—March 31, 2002	75,193	547	4,331
Common stock issuance (a)	728	—	—
Reissuance of stock from Trust (b)	—	—	(198)

Balance—June 30, 2002	75,921	547	4,133

(In thousands of dollars)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Employee Benefits Trust	Comprehensive Income
Balance—March 31, 2002	$752	$198,500	$345,181	$(4,401)	$(4,289)	$(32,657)	$—
Net earnings	—	—	14,044	—	—	—	14,044
Common stock issuance (a)	7	4,324	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	444	—	—	444
Net change in fair value of interest rate swap agreements	—	—	—	664	—	—	664
Reissuance of common stock from Trust (b)	—	734	—	—	—	1,493	—
Net tax benefit of comprehensive income items	—	—	—	(232)	—	—	(232)
Tax benefit from stock option exercises	—	3,383	—	—	—	—	—

Balance—June 30, 2002	$759	$206,941	$359,225	$(3,525)	$(4,289)	$(31,164)	$14,920

(a)
Issuance of common stock for stock option exercises.

(b)
Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

Amendment to 1997 Stock Option Plan

        On July 31, 2002, the Company's stockholders approved an amendment to the 1997 Stock Option Plan (the "1997 Plan"). The amendment increased the total number of shares of Company common stock reserved for sale upon exercise of options and restricted stock awards granted under the 1997 Plan from 8 million to 11.2 million.

(12) COMMITMENTS AND CONTINGENCIES

Litigation

        The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial position, results of operations or liquidity.

(13) SUMMARY BY BUSINESS SEGMENT

        Information related to the Company's operations by business segment for the three months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
(In thousands)	Distribution	Gas Operations	Combined	Distribution	Gas Operations	Combined
Gas and rent	$216,957	$34,826	$251,783	$173,475	$36,806	$210,281
Hardgoods	205,098	787	205,885	204,839	555	205,394

Total net sales	422,055	35,613	457,668	378,314	37,361	415,675
Intersegment sales	—	9,353	9,353	—	8,867	8,867
Gross profit, excluding depreciation expense	210,606	24,796	235,402	179,411	24,041	203,452
Gross profit margin	49.9%	69.6%	51.4%	47.4%	64.3%	48.9%
Depreciation and amortization expense	17,291	2,908	20,199	15,080	2,869	17,949

Operating income, excluding special charges	32,700	6,204	38,904	26,571	6,213	32,784
Special charges	(2,694)	—	(2,694)	—	—	—

Operating income	30,006	6,204	36,210	26,571	6,213	32,784
Goodwill	335,050	74,691	409,741	306,339	75,147	381,486
Total Assets	1,466,180	233,295	1,699,475	1,287,935	176,332	1,464,267

(14) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

        The obligations of the Company under its senior subordinated notes ("the Notes") are guaranteed by the Company's domestic subsidiaries (the "Guarantors"). The Company's joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the "Non-guarantors") are not guarantors of the Notes. The guarantees are made on a joint and several basis. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of June 30, 2002 and March 31, 2002 and for the three-month periods ended June 30, 2002 and 2001.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2002

(In thousands, except per share amounts)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$18,756	$73,304	$—	$92,060
Intercompany receivable/(payable)	—	(5,544)	5,544	—	—
Inventories, net	—	148,930	3,042	—	151,972
Deferred income tax asset, net	7,850	5,360	—	—	13,210
Prepaid expenses and other current assets	10,523	14,446	3,091	—	28,060

Total current assets	18,373	181,948	84,981	—	285,302
Plant and equipment, net	16,777	846,533	21,930	—	885,240
Goodwill	—	399,237	10,504	—	409,741
Other intangible assets, net	728	22,752	210	—	23,690
Investments in unconsolidated affiliates	59,458	5,845	—	—	65,303
Investments in subsidiaries	1,341,911	—	—	(1,341,911)	—
Intercompany receivable/(payable)	(152,268)	178,052	(25,784)	—	—
Other non-current assets	27,318	2,203	678	—	30,199

Total assets	$1,312,297	$1,636,570	$92,519	$(1,341,911)	$1,699,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$290	$72,521	$2,184	$—	$74,995
Accrued expenses and other current liabilities	39,874	63,651	4,869	—	108,394
Current portion of long-term debt	—	1,242	85	—	1,327

Total current liabilities	40,164	137,414	7,138	—	184,716
Long-term debt	736,711	8,895	22,041	—	767,647
Deferred income tax liability, net	951	179,894	6,430	—	187,275
Other non-current liabilities	6,524	25,366	—	—	31,890
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	759	—	—	—	759
Capital in excess of par value	206,941	913,445	8,224	(921,669)	206,941
Retained earnings	359,225	371,698	49,253	(420,951)	359,225
Accumulated other comprehensive loss	(3,525)	(142)	(567)	709	(3,525)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(31,164)	—	—	—	(31,164)

Total stockholders' equity	527,947	1,285,001	56,910	(1,341,911)	527,947
Total liabilities and stockholders' equity	$1,312,297	$1,636,570	$92,519	$(1,341,911)	$1,699,475

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2002

(In thousands, except per share amounts)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$25,088	$63,546	$—	$88,634
Intercompany receivable/(payable)	—	(6,174)	6,174	—	—
Inventories, net	—	151,334	2,711	—	154,045
Deferred income tax asset, net	7,850	5,360	—	—	13,210
Prepaid expenses and other current assets	31,137	16,321	196	—	47,654

Total current assets	38,987	191,929	72,627	—	303,543
Plant and equipment, net	15,924	856,978	20,113	—	893,015
Goodwill	—	396,242	10,306	—	406,548
Other intangible assets, net	997	24,721	—	—	25,718
Investments in unconsolidated affiliates	58,578	6,048	—	—	64,626
Investments in subsidiaries	1,314,314	—	—	(1,314,314)	—
Intercompany receivable/(payable)	(141,785)	168,176	(26,391)	—	—
Other non-current assets	19,765	2,921	921	—	23,607

Total assets	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$5,047	$74,968	$2,470	$—	$82,485
Accrued expenses and other current liabilities	60,385	75,582	423	—	136,390
Current portion of long-term debt	—	2,375	81	—	2,456

Total current liabilities	65,432	152,925	2,974	—	221,331
Long-term debt	732,544	9,828	21,752	—	764,124
Deferred income tax liability, net	951	192,004	5,218	—	198,173
Other non-current liabilities	4,767	25,268	308	—	30,343
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	752	—	—	—	752
Capital in excess of par value	198,500	907,765	8,224	(915,989)	198,500
Retained earnings	345,181	359,442	40,037	(399,479)	345,181
Accumulated other comprehensive loss	(4,401)	(217)	(937)	1,154	(4,401)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(32,657)	—	—	—	(32,657)

Total stockholders' equity	503,086	1,266,990	47,324	(1,314,314)	503,086
Total liabilities and stockholders' equity	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Three Months Ended
June 30, 2002

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated
Net sales	$—	$452,845	$4,823	$—	$457,668
Costs and Expenses
Costs of products sold (excluding depreciation)	—	221,143	1,123	—	222,266
Selling, distribution and administrative expenses	13,187	158,462	4,650	—	176,299
Depreciation	687	17,211	561	—	18,459
Amortization	16	1,724	—	—	1,740
Special charges	145	2,549	—	—	2,694

Operating Income (Loss)	(14,035)	51,756	(1,511)	—	36,210
Interest (expense) income, net	(13,330)	455	(246)	—	(13,121)
(Discount) gain on securitization of trade receivables	—	(16,713)	15,862	—	(851)
Other income (expense), net	15,166	(15,597)	308	—	(123)
Equity in earnings of unconsolidated affiliates	684	248	—	—	932

Earnings (losses) before income taxes	(11,515)	20,149	14,413	—	23,047
Income taxes	(4,087)	7,893	5,197	—	9,003
Equity in earnings of subsidiaries	21,472	—	—	(21,472)	—

Net Earnings	$14,044	$12,256	$9,216	$(21,472)	$14,044

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Three Months Ended
June 30, 2001

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated
Net sales	$—	$410,522	$5,153	$—	$415,675
Costs and Expenses
Costs of products sold (excluding depreciation)	—	210,928	1,295	—	212,223
Selling, distribution and administrative expenses	13,625	134,407	4,687	—	152,719
Depreciation	690	14,440	542	—	15,672
Amortization	110	2,071	96	—	2,277

Operating Income (Loss)	(14,425)	48,676	(1,467)	—	32,784
Interest (expense) income, net	(12,211)	805	493	—	(10,913)
(Discount) gain on securitization of trade receivables	—	(16,260)	14,768	—	(1,492)
Other income (expense), net	17,166	(17,339)	(20)	—	(193)
Equity in earnings of unconsolidated affiliates	562	351	—	—	913

Earnings (losses) before income taxes	(8,908)	16,233	13,774	—	21,099
Income taxes	(3,118)	5,728	5,038	—	7,648
Cumulative effect of a change in accounting principle	—	(59,000)	—	—	(59,000)
Equity in earnings (losses) of subsidiaries	(39,759)	—	—	39,759	—

Net Earnings	$(45,549)	$(48,495)	$8,736	$39,759	$(45,549)

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2002

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities	$(17,809)	$31,641	$1,574	$—	$15,406

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,538)	(10,283)	(2,606)	—	(14,427)
Proceeds from sales of plant and equipment	—	1,102	—	—	1,102
Proceeds from divestitures	—	3,167	—	—	3,167
Business acquisitions, liability settlements	—	(4,342)	—	—	(4,342)
Dividends and fees from unconsolidated affiliates	234	450	—	—	684
Other, net	6,198	(6,264)	1,347	—	1,281

Net cash provided by (used in) investing activities	4,894	(16,170)	(1,259)	—	(12,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	93,023	—	377	—	93,400
Repayment of debt	(88,856)	(7,160)	(84)	—	(96,100)
Exercise of stock options	4,331	—	—	—	4,331
Cash overdraft	—	(4,502)	—	—	(4,502)
Inter-company	4,417	(3,809)	(608)	—	—

Net cash provided by (used in) financing activities	12,915	(15,471)	(315)	—	(2,871)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash—Beginning of year	—	—	—	—	—

Cash—End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2001

(In thousands)	Parent	Guarantors	Non-Guarantors	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities	$4,326	$135,255	$(40,492)	$—	$99,089

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(641)	(15,681)	(669)	—	(16,991)
Proceeds from sales of plant and equipment	—	309	—	—	309
Dividends and fees from unconsolidated affiliates	562	222	—	—	784
Other, net	1,398	1,749	(819)	—	2,328

Net cash provided by (used in) investing activities	1,319	(13,401)	(1,488)	—	(13,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	54,857	—	2,514	—	57,371
Repayment of debt	(127,780)	(9,950)	(126)	—	(137,856)
Purchase of treasury stock	—	—	—	—	—
Exercise of stock options	826	—	—	—	826
Cash overdraft	—	(5,860)	—	—	(5,860)
Inter-company	66,452	(106,044)	39,592	—	—

Net cash provided by (used in) financing Activities	(5,645)	(121,854)	41,980	—	(85,519)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash—Beginning of year	—	—	—	—	—

Cash—End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

INCOME STATEMENT COMMENTARY

Net Sales

        Net sales increased 10.1% in the quarter ended June 30, 2002 ("current quarter") compared to the quarter ended June 30, 2001 ("prior year quarter"). The sales growth is attributable to the fourth quarter fiscal 2002 acquisition of the Air Products packaged gas business (the "Air Products acquisition"). On a same-store basis, however, sales decreased 2.2% versus the prior year quarter. The Company calculates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures.

	Three Months Ended June 30,
(In thousands) Net Sales			Increase (Decrease)
	2002	2001
Distribution	$422,055	$378,314	$43,741	11.6%
Gas Operations	35,613	37,361	(1,748)	(4.7%)

	$457,668	$415,675	$41,993	10.1%

        The Distribution segment's principal products and services include industrial, medical and specialty gases; equipment rental; and hardgoods. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales increased $43.7 million (11.6%) as prior year net acquisitions, principally the Air Products acquisition, contributed sales of $54 million during the current quarter. The Distribution segment's sales growth from acquisitions was offset by a $10.3 million (-2.2%) decline in same-store sales. The Distribution same-store sales decline resulted from lower hardgoods sales of $11.3 million (-5.1%), partially offset by gas and rent sales growth of $1 million (0.7%). Lower welding supplies and equipment and industrial tool sales drove the decline in hardgoods sales, which was correlated with the decline in the Federal Reserve's non-tech industrial production index during the current quarter. Sales of safety products were flat compared to the prior year quarter. Gas and rent sales growth was driven by pricing initiatives designed to increase prices to customers with below market margins and to reduce product discounting. In addition, medical gas and rental welder revenues showed continued growth in the quarter, which helped to offset a decline in industrial gas volumes.

        The Gas Operations segment's sales primarily include dry ice and carbon dioxide that are used for cooling and for the production of food, beverages and chemical products. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Gas Operations' sales decreased $1.7 million (-4.7%) compared to the prior year quarter resulting from a decline in same-store sales and net acquisition and divestiture activity. Same-store sales decreased $1 million (-2.9%) primarily from lower sales volumes of dry ice and liquid carbon dioxide attributable to competitive pressures and unusually cool temperatures in various regions. Cooler weather tends to reduce the demand for dry ice and liquid carbon dioxide used in cooling applications.

Although volumes were lower compared to the prior year quarter, pricing was slightly higher and helped to mitigate the impact of volume declines. Net acquisition and divestiture activity reduced Gas Operations' sales by $700 thousand in the current quarter. Sales of high-end specialty gases from the business acquired from Air Products were more than offset by the divestiture of two nitrous oxide plants sold in the third quarter of fiscal 2002.

Gross Profits

        Gross profits, excluding depreciation, increased 15.7% and the gross profit margin increased 250 basis points to 51.4% during the current quarter compared to 48.9% in the prior year quarter.

	Three Months Ended June 30,
(In thousands) Gross Profits			Increase
	2002	2001
Distribution	$210,606	$179,411	$31,195	17.4%
Gas Operations	24,796	24,041	755	3.1%

	$235,402	$203,452	$31,950	15.7%

        The increase in Distribution gross profits of $31.2 million primarily resulted from the Air Products acquisition. The Distribution segment's gross profit margin of 49.9% in the current quarter increased 250 basis points from 47.4% in the prior year quarter. The improved gross margin reflects a shift in sales mix towards higher margin gas and rent sales as well as selected price increases. The shift in sales mix was primarily attributable to the Air Products acquisition, which had a sales mix consisting of 76% gas and rent. Gas and rent sales comprised 51.4% of the Distribution segment's sales compared to 45.9% in the prior year quarter.

        The increase in Gas Operations' gross profits of $755 thousand was driven by higher average selling prices of dry ice and liquid carbon dioxide and net acquisition and divestiture activity. Net acquisition and divestiture activity improved gross profits as gross profits attributable to high margin specialty gas business acquired from Air Products more than compensated for the divestiture of two nitrous oxide plants during fiscal 2002. The addition of higher margin specialty gases coupled with the divestiture of lower margin nitrous oxide increased Gas Operations' gross profit margin by 530 basis points to 69.6% from 64.3% in the prior year quarter.

Operating Expenses

        Selling, distribution and administrative expenses ("SD&A") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. SD&A expenses increased $23.6 million (15.4%) compared to the prior year quarter primarily from the addition of the Air Products operations and integration costs. Costs associated with the integration of the Air Products acquisition were approximately $1 million during the current quarter. The Company estimates that integration costs of $3.5 to $4.5 million will be recognized as incurred in operating expenses throughout fiscal 2003. On a same-store basis, operating expenses increased $1.2 million (0.8%) driven by higher personnel related costs. As a percentage of net sales, operating expenses increased 180 basis points to 38.5% compared to 36.7% in the prior year quarter. The increase in operating expenses as a percentage of sales reflects the addition of the Air Products business, a majority of which is comprised of the distribution of packaged gas. Packaged gas distribution typically carries higher operating expenses than the hardgoods portion of the business. Additionally, operating expenses reflect costs associated with the Company's continuing infrastructure efficiency projects.

        Depreciation expense of $18.5 million increased $2.8 million (17.8%) compared to $15.7 million in the prior year quarter. The increase in depreciation expense was primarily due to the addition of the business acquired from Air Products. Amortization expense of $1.7 million in the current quarter decreased $537 thousand (-23.6%) compared to the prior year quarter primarily from the expiration of certain non-compete agreements.

Operating Income

        Operating income increased 10.5% in the current quarter compared to the prior year quarter. Excluding special charges, operating income increased 18.7%.

	Three Months Ended June 30,
(In thousands) Operating Income			Increase (Decrease)
	2002	2001
Distribution	$32,700	$26,571	$6,129	23.1%
Gas Operations	6,204	6,213	(9)	(0.1%)
Special charges	(2,694)	—	(2,694)	—%

	$36,210	$32,784	$3,426	10.5%

        The Distribution segment's operating income margin, excluding special charges, increased 70 basis points to 7.7% compared to 7.0% in the prior year quarter. The operating income margin increase reflected the higher gross profit margin partially offset by the increase in operating expenses as a percentage of sales.

        The Gas Operations segment's operating income margin increased 80 basis points to 17.4% in the current quarter compared to 16.6% in the prior year quarter. The improved operating income margin reflects the higher gross profit margin partially offset by the increase in operating expenses as a percentage of sales.

        Special charges of $2.7 million in the current quarter consist of a restructuring charge related to the integration of the business acquired from Air Products and costs related to the consolidation of the Company's procurement function. The special charges include facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities to be exited included in the special charges existed as part of the Company's operations prior to the acquisition of the Air Products business.

Interest Expense and Discount on Securitization of Trade Receivables

        Interest expense, net, and the discount on securitization of trade receivables totaled $14 million representing an increase of $1.6 million (12.6%) compared to the prior year quarter. The increase in interest expense resulted from higher average debt levels partially offset by lower weighted-average interest rates related to the Company's variable rate debt. The increase in average debt levels was attributable to indebtedness associated with the Air Products acquisition.

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $140.4 million at June 30, 2002. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

        As discussed in "Liquidity and Capital Resources" and in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company's ratio of fixed to variable interest rates at June 30, 2002 was 45% fixed to 55% variable.

Other income (expense), net

        Other income (expense), net, in the current quarter included a $241 thousand net loss from the sale of Kendeco, an industrial tool business in the Distribution segment, and the resolution of an indemnity claim related to a prior period divestiture.

Income Tax Expense

        The effective income tax rate was 39.1% of pre-tax earnings in the current quarter compared to 36.2% in the prior year quarter. The increase in the effective income tax rate was primarily due to the net divestiture loss discussed above, which provided minimal tax benefits. Excluding the impact of the divestitures, the effective income tax rate was 37.5%.

        Pursuant to an accelerated depreciation provision of a fiscal 2002 change in the tax law, the Company anticipated receiving a tax refund of approximately $19 million during fiscal 2003 related to the assets acquired in the Air Products acquisition. After further review, it was concluded that the Company would not be eligible for the refund in fiscal 2003, but instead would receive the cash benefit over the next four years. As a result, an adjustment was made in the current quarter that resulted in approximately a $19 million reclassification between current and deferred income taxes. The adjustment did not impact net earnings or operating cash flows in the current quarter or in fiscal 2002.

Cumulative Effect of a Change in Accounting Principle

        In connection with the adoption of SFAS 142 on April 1, 2001, the Company performed an evaluation of goodwill, which indicated that goodwill of one reporting unit, its tool business, was impaired. The prior year quarter includes a $59 million non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and consequently, no tax benefit was recorded in relation to the charge.

Net Earnings

        Net earnings for the quarter ended June 30, 2002 were $14.0 million, or $0.20 per diluted share, compared to a net loss of $45.5 million, or $0.67 per diluted share, in the prior year quarter. Excluding the current quarter's special charges and the prior year quarter's change in accounting principle, net earnings were $0.23 per diluted share versus $0.20 per diluted share for the quarters ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        Net cash provided by operating activities totaled $15.4 million for the three months ended June 30, 2002 compared to $99.1 million in the prior year quarter. The decrease in cash flows from operations was driven primarily by the trade receivables securitization program and changes in working capital. The sale of trade receivables under the trade receivables securitization program provided cash of $6.4 million in the current quarter compared to $64.1 million in the prior year quarter. The prior year quarter included a significant amount of receivables sold under the second tranche of the securitization program. Working capital and other assets and liabilities, net, used cash of $15.6 million compared to a use of cash of $366 thousand in the prior year quarter. Working capital components that used cash in the current quarter included trade receivables, accounts payable, and accrued expenses and other current liabilities. Trade receivables increased in conjunction with the higher sales levels associated with the prior year Air Products acquisition. Accounts payable decreased resulting from the timing of payments to vendors. Accrued expenses and other current liabilities decreased primarily due to the payment of the prior year settlement associated with the Praxair, Inc. litigation, accrued interest related to the senior subordinated notes, and prior year bonuses. Prepaid expenses and other current assets and deferred income taxes reflect the reversal of a $19 million tax refund related to a revised interpretation of a recent tax law change. There was no impact on operating cash flows from the deferred tax adjustment. Cash flows provided by operating activities were primarily used to fund capital expenditures.

        Cash used in investing activities totaled $12.5 million during the current quarter and primarily consisted of capital expenditures and the payment of business acquisition liabilities, offset by proceeds from a divestiture. Business acquisition liability settlements of $4.3 million represent payments made during the current quarter for transaction and other fees associated with the Air Products acquisition. The divestiture of Kendeco, an industrial tool business, during the current quarter provided cash of $3.2 million. Financing activities used cash of $2.9 million primarily for the net repayment of debt of $2.7 million. Financing activities also included proceeds received from the exercise of stock options of $4.3 million and a reduction of the cash overdraft of $4.5 million. The cash overdraft represents the balance of outstanding checks.

        Cash on hand at the end of each period presented was zero. On a daily basis, depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company's revolving credit facilities.

        The Company will continue to look for appropriate acquisitions of distributors to complement its distribution network and improve its geographic coverage. Capital expenditures, current debt maturities and any future acquisitions are expected to be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

        The Company does not currently pay dividends.

Financial Instruments

Revolving Credit Facilities

        At June 30, 2002, the Company had unsecured revolving credit facilities totaling $367.5 million and $50 million Canadian (U.S. $32 million) under a credit agreement with a maturity date of July 30, 2006. At June 30, 2002, the Company had borrowings under the credit agreement of approximately $228 million and $35 million Canadian (U.S. $22 million). The

Company also had commitments under letters of credit supported by the credit agreement of approximately $29 million at June 30, 2002. The credit agreement contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the payment of dividends and the repurchase of common stock. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities of approximately $100 million at June 30, 2002. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on the London Interbank Offered Rate ("LIBOR") and Canadian Bankers' Acceptance Rates, respectively. At June 30, 2002, the effective interest rates on borrowings under the revolving credit facilities were 3.94% on U.S. borrowings and 2.64% on Canadian borrowings.

        Borrowings under the revolving credit facilities are guaranteed by certain of the Company's domestic subsidiaries and Canadian borrowings are guaranteed by foreign subsidiaries. During the fourth quarter of fiscal 2002, the Company's credit rating as determined by third-party credit agencies was lowered in response to additional indebtedness related to the Air Products acquisition. If the Company's credit rating is further reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders.

Term Loan

        At June 30, 2002, the Company had $97.5 million outstanding under a term loan, which was obtained during fiscal 2002 in conjunction with the Air Products acquisition. The term loan is due in quarterly installments with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company's credit rating. At June 30, 2002, the effective interest rate of the term loan was 3.86%.

Senior Subordinated Notes

        At June 30, 2002, the Company had $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The notes contain covenants that could restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

Medium-Term Notes and Other Debt

        The Company had the following medium-term notes outstanding at June 30, 2002: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The Company's long-term debt also included acquisition notes and other long-term debt instruments. During the quarter ended June 30, 2002, the Company refinanced $20 million of acquisition notes with borrowings under its revolving credit facilities. At June 30, 2002, the Company's outstanding acquisition notes and other long-term debt instruments totaled approximately $11 million and had interest rates ranging from 7.00% to 9.00%.

Interest Rate Swap Agreements

        The Company manages its exposure to changes in market interest rates through the use of interest rate swap agreements with major financial institutions. At June 30, 2002, the Company was party to a total of 11 interest rate swap agreements with an aggregate $319 million in notional principal amount. Six swap agreements with approximately $164 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 6.61% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.81%

at June 30, 2002). The remaining terms of these swap agreements range from between one and 27 months. Five swap agreements with approximately $155 million in notional principal amount require the Company to make variable interest payments primarily based on six-month LIBOR (average rate of 3.58% at June 30, 2002) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at June 30, 2002. The remaining terms of these swap agreements range from between one and nine years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements, the Company's ratio of fixed to variable interest rates was 45% fixed to 55% variable at June 30, 2002.

        A majority of the Company's variable rate debt is based on a spread over LIBOR. Based on the Company's outstanding variable rate debt and credit rating at June 30, 2002, for every increase in LIBOR of 25 basis points, it is estimated that the Company's annual interest expense would increase approximately $1 million.

Trade Receivables Securitization

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement expires in December 2003, but the initial term is subject to renewal provisions contained in the agreement. During the quarter ended June 30, 2002, the Company sold, net of its retained interest, $538.9 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $398.5 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The amount of outstanding receivables under the agreement was $140.4 million at June 30, 2002 and $134 million at March 31, 2002. See Note 6 to the Financial Statements for additional disclosures.

OTHER

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured at fair value in the period in which the liability is incurred rather than at the date of commitment to an exit or disposal plan. The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is evaluating SFAS 146 and has not yet determined the impact that the adoption of this Statement may have on earnings, financial position or liquidity.

        In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The Company is required to adopt SFAS 143 on April 1, 2003. The Company has evaluated SFAS 143 and does not believe its adoption will have a material impact on its results of operations, financial position or liquidity.

Forward-looking Statements

        This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company's strategy of focusing on strategic product sales, including medical gases and welder rentals, to drive sales growth; the success of pricing initiatives in improving margins and eliminating product discounting; targeted strategic account sales growth of 10% in fiscal 2003; the estimate of integration costs in fiscal 2003 of $3.5 to $4.5 million related to the Air Products acquisition; the ability of the Company to successfully integrate the business acquired from Air Products; the identification of acquisition candidates; the funding of capital expenditures, current debt maturities and future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the ability of the Company to arrange additional sources of financing for unanticipated requirements; the Company's estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1 million; and the performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company's strategic product sales initiatives and resulting inability to drive sales growth; underlying market conditions; the market acceptance of price increases and the inability of price increases and sales growth to improve margins and offset any increases in costs; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company's products); higher than estimated interest expense resulting from increases in LIBOR; higher than estimated costs to integrate the business acquired from Air Products; potential disruption to the Company's business from integration problems associated with the business acquired from Air Products; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; the inability to identify and successfully integrate acquisition candidates; changes in the Company's debt levels and/or credit rating which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company's borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 45% fixed to 55% variable at June 30, 2002. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of "A" or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

        The table below summarizes the Company's market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of June 30, 2002. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

        A majority of the Company's variable rate debt is based on a spread over LIBOR. Based on the Company's outstanding variable rate debt and credit rating at June 30, 2002, for every increase in LIBOR of 25 basis points, it is estimated that the Company's annual interest expense would increase approximately $1 million.

	Fiscal Year of Maturity
(In millions)	2003(a)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt:
Medium-term notes	$—	$75	$—	$—	$100	$—	$—	$175	$175
Interest expense	$10	$13	$8	$8	$4	$—	$—	$43
Average interest rate	7.49%	7.49%	7.75%	7.75%	7.75%
Acquisition and other notes	$1	$2	$1	$6	$1	$—	$—	$11	$11
Interest expense	$1	$1	$1	$—	$—	$—	$—	$3
Average interest rate	7.65%	7.57%	7.74%	7.82%	8.50%
Senior subordinated notes	$—	$—	$—	$—	$—	$—	$225	$225	$235
Interest expense	$15	$21	$21	$21	$21	$21	$71	$191
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$250	$—	$—	$250	$250
Interest expense	$7	$9	$9	$9	$6	$—	$—	$40
Interest rate (b)	3.77%	3.77%	3.77%	3.77%	3.77%
Term loan	$10	$18	$22	$30	$18	$—	$—	$98	$98
Interest expense	$3	$3	$2	$1	$—	$—	$—	$9
Interest rate (b)	3.86%	3.86%	3.86%	3.86%	3.86%
	Fiscal Year of Maturity
(In millions)	2003(a)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Interest Rate Swaps:
US $ denominated Swaps:
6 Swaps Receive Variable/Pay Fixed
Notional amounts	$124	$—	$40	$—	$—	$—	$—	$164	$5
Swap payments/(receipts)	$3	$2	$1	$—	$—	$—	$—	$6
Variable receive rate = 1.81% (3 month LIBOR)
Weighted average pay rate = 6.61%
5 Swaps Receive Fixed/Pay Variable
Notional amounts	$—	$30	$—	$—	$50	$—	$75	$155	$(11)
Swap payments/(receipts)	$(5)	$(7)	$(6)	$(6)	$(4)	$(3)	$(12)	$(43)
Weighted average receive rate = 8.05%
Variable pay rate = 3.58% (6 month LIBOR)
Other Off-Balance Sheet LIBOR-based agreements:
Operating leases with trust (c)	$1	$1	$41	$—	$—	$—	$—	$43	$43
Lease expense	$1	$2	$1	$—	$—	$—	$—	$4
Trade receivables securitization (d)	$—	$140	$—	$—	$—	$—	$—	$140	$140
Discount on securitization	$2	$2	$—	$—	$—	$—	$—	$4

(a)
Fiscal 2003 financial instrument maturities and interest expense relate to the period July 1, 2002 through March 31, 2003.

(b)
The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of June 30, 2002. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers' acceptances as of June 30, 2002.

(c)
The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(d)
The three-year agreement expires on December 19, 2003, but the initial term is subject to renewal provisions of the trade receivables securitization agreement.

Limitations of the tabular presentation

        As the table incorporates only those interest rate risk exposures that exist as of June 30, 2002, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company's credit rating.

Foreign Currency Rate Risk

        Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial position, results of operations or liquidity.

Item 6.    Exhibits and Reports on Form 8-K

a.
Exhibits

        The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	1997 Stock Option Plan, as amended on May 7, 2002.
10.2	Promissory Note dated October 25, 2000 between Glenn & Helene Fischer and Airgas, Inc.
11	Calculation of earnings per share.
99	Certification of Periodic Financial Report, dated August 13, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b.
Reports on Form 8-K

        On April 23, 2002, the Company filed a Form 8-K pursuant to Item 5, announcing a settlement agreement entered into with Praxair, Inc. resolving a suit filed against the Company by Praxair in July 1996.

        On May 9, 2002, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for its fourth quarter and fiscal year ended March 31, 2002.

Signatures

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC. (Registrant) BY: /s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President & Controller
AIRGAS EAST, INC.
AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
AIRGAS SOUTH, INC.
AIRGAS GULF STATES, INC.
AIRGAS MID SOUTH, INC.
AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
RUTLAND TOOL & SUPPLY CO., INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
PURITAN MEDICAL PRODUCTS, INC.
RED-D-ARC, INC.
AIRGAS REALTY, INC.
AIRGAS DATA, LLC
(Co-Registrants)

	By:	/s/ ROBERT M. MCLAUGHLIN Robert M. McLaughlin Vice President

ATNL, INC. (Co-Registrant)

	By:	/s/ CONNIE S. LINHART Connie S. Linhart President and Treasurer (Principal Executive Officer/ Principal Financial Officer/ Principal Accounting Officer)

DATED: August 13, 2002

QuickLinks

INDEX
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited) (In thousands, except per share amounts)
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Condensed Consolidating Balance Sheet June 30, 2002
Condensed Consolidating Balance Sheet March 31, 2002
Condensed Consolidating Statement of Earnings Three Months Ended June 30, 2002
Condensed Consolidating Statement of Earnings Three Months Ended June 30, 2001
Condensed Consolidating Statement of Cash Flows Three Months Ended June 30, 2002
Condensed Consolidating Statement of Cash Flows Three Months Ended June 30, 2001
AIRGAS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
Signatures